Form 10QSB
period 2008-06-30
Dutch Oven Gold Group Inc.
filed 2008-07-15
CIK 1411168

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2008

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

                           c/o G.J. de Klerk, President
               P.O. BOX 91983, WEST VANCOUVER, BC, V7V4S4, CANADA
                    (Address of Principal Executive Offices)

                                  604-925-7659
                           (Issuer's telephone number)

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

As of July 10, 2008, there were 31,340,000 shares of common stock, $.0001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]



                             NEXAM ACQUISITION CORP.
                              FINANCIAL STATEMENTS

                                      INDEX


Part I-- FINANCIAL INFORMATION
                                                                        Page

  Item 1. Financial Statements                                            5

  Item 2. Management's Discussion and Analysis of Financial Condition    11

  Item 3. Control and Procedures                                         17

Part II-- OTHER INFORMATION

  Item 1. Legal Proceedings                                              18

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds    18

  Item 3. Defaults Upon Senior Securities                                18

  Item 4. Submission of Matters to a Vote of Security Holders            18

  Item 5. Other Information                                              18

  Item 6. Exhibits and Reports on Form 8-K                               19

Signature                                                                19



Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended June 30, 2008 are not necessarily indicative of results that may be expected for the year ending June 30, 2008. The financial statements are presented on the accrual basis.




                             NEXAM ACQUISITION CORP.


                              FINANCIAL STATEMENTS







                              AS OF JUNE 30, 2008



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




                             NEXAM ACQUISITION CORP.
                           A DEVELOPMENT STAGE COMPANY
                                  BALANCE SHEET
                                   (UNAUDITED)
                              As of JUNE 30, 2008

                                     ASSETS
                                                                June 30, 2008
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

                                       F-1




                            NEXAM ACQUISITION CORP.
                          A DEVELOPMENT STAGE COMPANY
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
           For the Quarter ended June 30, 2008, and from inception
                  (January 11, 2008) through June 30, 2008

                                                       Quarter          From Inception to
                                                    June 30, 2008        June 30, 2008

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


                                       F-2




                             NEXAM ACQUISITION CORP.
                           A DEVELOPMENT STAGE COMPANY
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
            For the Quarter ended June 30, 2008, and from inception
                   (January 11, 2008) through June 30, 2008

                                                                 Quarter          From inception
CASH FLOWS FROM OPERATING ACTIVITIES                          June 30, 2008      to June 30, 2008
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


                                       F-3





                             NEXAM ACQUISITION CORP.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Basis of Presentation

Nexam Acquisition Corp. (the "Company") was incorporated under the laws of the State of Delaware on January 11, 2008 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with an existing private company.

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


Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended June 30, 2008.

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

The Company has the following classes of capital stock as of June 30, 2008:

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

BACKGROUND OF THE COMPANY

Nexam Acquisition Corp. (the "Company") was organized on January 11,
2008, as a blank check or shell company under the Laws of the State of Delaware. The Company does not currently engage in any business activities that provide cash flow. From inception, the primary activity of the Company has been directed towards organizational efforts, compliance matters and locating potential merger or acquisition candidates. The Company's purpose is to engage in a merger with or acquisition of one or more private companies

The Company is continuing its efforts to locate a merger candidate for the purpose of a merger. It is possible that the Company will be successful in locating such a merger candidate and closing such merger. However, if the Company cannot effect a non-cash acquisition, the Company may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the Company would obtain any such equity funding.

The Company is still a "blank check" or "shell" company. At present, the Company has no business opportunities under contemplation for acquisitions.

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

The Company was formed to engage in a merger with or acquisition of an unidentified private company which desires to become a U.S. reporting
(public) company whose securities are qualified for trading in the United States secondary market. The Company meets the definition of a blank check company contained in Section 7(b)(3) of the Securities Act of 1933, as amended.

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

We are dependent upon our officers to meet any de minimis costs that may occur. Mr. De Klerk, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that he is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, the Company had no cash and no other assets.

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

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security
          Holders.

          No matter was submitted during the quarter ending June 30, 2008, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information.

          None

Item 6.   Exhibits.

          31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

          32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                      NEXAM ACQUISITION CORP.
                                      (Registrant)


Date: July 14, 2008                   By: /s/ G.J. de Klerk
                                      -----------------------------------
                                      G.J. de Klerk
                                      Title: Chief Executive Officer,
                                      Principal Financial Officer and Director


EXHIBIT 31.1

                                CERTIFICATIONS

I, G.J. de Klerk, certify that:

1. I have reviewed this quarterly Report on Form 10-QSB of Nexam Acquisition Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

   (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

   (a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: July 14, 2008

NEXAM ACQUISITION CORP.


/s/ G.J. de Klerk
-------------------------------
G.J. de Klerk, President and CEO
(Principal Executive and Financial Officer)

EXHIBIT 32.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Nexam Acquisition Corp. (the "Company") on Form 10-QSB for the quarter ending June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, G.J. de Klerk, Chief Executive Officer and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

A signed original of this written statement required by Section 906, another document authenticating, acknowledging or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

NEXAM ACQUISITION CORP.


/s/ G.J. de Klerk
--------------------------------
By: G.J. de Klerk
Title: Chief Executive Officer,
Principal Financial Officer and Director

Dated: July 14, 2008