Form 10-K
period 2009-12-31
Dutch Oven Gold Group Inc.
filed 2010-02-10
CIK 1411168

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

x ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

The aggregate market value of the common stock held by non-affiliates of the issuer was $0.00 on December 31, 2009.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of February 2, 2010, there were 111,840,000 shares of common stock, par value $.0001, outstanding.

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

Item 4.   Submission of Matters to Vote of Security Holders.

For the period from the inception of the Company on January 11, 2008 to December 31, 2009 there have been no matters submitted to the vote of the security holders.

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 250,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of February 2, 2010, there were 15 holders of record of the Common Stock.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2009, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) Identification of Directors and Officers.

A. Identification of Directors and Officers. The current officers and directors will serve for one year or until their respective successors are elected and qualified. They are:

Name	Age	Position(s)
Gerry J. de Klerk	67	Chairman of the Board of Directors, Chief Executive Officer, President and Secretary

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

Rampart Capital Corp, 1261588 Alberta Ltd and 1356221 Alberta Ltd lands are now combined and are being developed into Ramparts Avenir™ Communities Ltd. The most unique multi use development in North America. www.rampartavenir.com The development is supported by the National Research Counsel, the University of Alberta, the government of Alberta, and partnered with Melcor Developments and Enertech Capital of Philadelphia. The project is a 1.6 billion dollar development with 6000 housing units. The project is being featured regularly in various publications.

In 2000 Rampart Capital Corp created Rampart Films Inc. both in Los Angeles and Vancouver, BC. Rampart Films has completed 4 feature films: Part of the Game 2005, Crossed 2007, Cole 2009, Repeaters 2010. The last two with multiple award winning director Carl Bessai. Both last films are represented worldwide by Andrew Herwitz (Formerly long time with Miramax), president of the Film Sales Company in New York City.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2009 and written representations that no other reports were required, the Company believes that believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

The following table sets forth, as of February 2, 2010, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

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

(1)

Based upon 111,840,000 shares of Common Stock issued and outstanding as of December 31, 2009.

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

Audit-Related Fees

There were no fees billed by SJHL for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2009.

Tax Fees

There were no fees billed by SJHL for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2009.

All Other Fees

There were no fees billed by SJHL for other products and services for the fiscal year ended December 31, 2009.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits:

Exhibit No.	Description
3.1*	Certificate of Incorporation
3.2*	By-laws
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009

31.2

Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009

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

NEXAM ACQUISITION CORP.

Dated: February 2, 2010	By:	/s/ G.J. de Klerk
G.J. de Klerk
President and Director
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ G.J. de Klerk
	President, Secretary, Chief	February 2, 2010
G.J. de Klerk	Financial Officer and Sole Director

#

THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED OR AUDITED BY OUR INDEPENDENT AUDITORS.

NEXAM ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

(UNAUDITED)

As of December 31, 2009
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

F-1

#

NEXAM ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	As of December 31, 2009	January 11, 2008 (inception) to December 31, 2009
Revenues
Revenues	$ -	$ -
Total Revenues	-	-

Operating Costs and Expenses
General & Administrative Expenses	64,161	64,161
Total Operating Costs and Expenses	64,161	64,161

Net Income (Loss)	$ (64,161)	$ (64,161)

Basic and diluted loss per common share	$ (0.00)	$ (0.00)
Basic and diluted weighted average
Common shares outstanding	111,840,000	111,840,000

The accompanying notes are an integral part of these financial statements.

F-2

#

NEXAM ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	Additional Paid In Capital	(Deficit Accumulated during the development stage)	Total
Common shares issued for services to founder at $.0001 per share, January 11, 2008 (inception)	31,340,000	$ 3,134	$ -	$ -	$ 3,134
Common shares issued for services rendered at $.0005 per share, June 3, 2008	50,818,000	5,082	20,327	-	25,409
Common shares issued for services rendered at $.0012 per share, June 3, 2008	29,182,000	2,918	32,100	-	35,018
Common shares issued for services rendered at $.0012 per share, October 1, 2008	500,000	50	550	-	600
Net loss		-	-	(64,161)	(64,161)
Balance at December 31, 2009	111,840,000	$ 11,184	$ 52,977	$ (64,161)	$ -

The accompanying notes are an integral part of these financial statements.

F-3

NEXAM ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

As of December 31, 2009
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

AS OF DECEMBER 31, 2009

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

C.     Income Taxes

Nexam accounts for income taxes under the Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes."  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to Nexam not having any material operations for the period ended December 31, 2009.

D.     Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at December 31, 2009 for purposes of computing fully diluted earnings per share.

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

Nexam has the following classes of capital stock as of December 31, 2009:

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

Date: February 2, 2010	/s/ G.J. de Klerk
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

Date: February 2, 2010	/s/ G.J. de Klerk
G.J. de Klerk Principal Financial Officer

#

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Nexam Acquisition Corp. (the "Company") on Form 10-K for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, G.J. de Klerk, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ G.J. de Klerk
G.J. de Klerk Principal Executive Officer February 2, 2010

#

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Nexam Acquisition Corp. (the "Company") on Form 10-K for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, G.J. de Klerk, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ G.J. de Klerk
G.J. de Klerk Principal Financial Officer February 2, 2010

#

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Nexam Acquisition Corp. (the "Company") on Form 10-K for the period ended December 31, 2009 (the "Report'), I, G.J. de Klerk, Chief Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

February 2, 2010

/s/ G.J. de Klerk

________________________________

G.J. de Klerk

Chief Executive Officer, Principal Financial Officer

#