Form 10-Q
period 2010-03-31
Dutch Oven Gold Group Inc.
filed 2010-05-11
CIK 1411168

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                For the quarterly period ended March 31, 2010

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

As of March 31, 2010, there were 111,840,000 shares of common stock, $.0001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                             NEXAM ACQUISITION CORP.
                           A DEVELOPMENT STAGE COMPANY
                              FINANCIAL STATEMENTS
                                 MARCH 31, 2010

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

                              AS OF MARCH 31, 2010

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

                             NEXAM ACQUISITION CORP.
                           A DEVELOPMENT STAGE COMPANY
                                  BALANCE SHEET
                                   (UNAUDITED)
                              As of March 31, 2010

                                     ASSETS

                                                                    March
                                                                   31, 2010

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

                                       F-1

                            NEXAM ACQUISITION CORP.
                          A DEVELOPMENT STAGE COMPANY
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
           For the Quarter ended March 31, 2010, and from inception
                  (January 11, 2008) through March 31, 2010

                                                                             For the
                                                                             Period
                                             For the        For the        January 11,
                                             3-Months       3-Months          2008
                                              Ended          Ended         (Inception)
                                                   March          March          to March
                                                  31, 2010       31, 2009        31, 2010
                                           -----------     -----------     -----------

REVENUE                    Sales           $        --     $        --     $        --

                           Cost of sales            --              --              --
                                           -----------     -----------     -----------

     GROSS PROFIT                                   --              --              --

     OPERATING COSTS AND EXPENSES

       GENERAL & ADMINISTRATIVE EXPENSES            --              --          64,161
                                           -----------     -----------     -----------

     TOTAL OPERATING COST AND EXPENSES              --              --          64,161

     NET INCOME (LOSS)                              --              --         (64,161)
                                           ===========     ===========     ===========

NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                         --              --           (0.00)

Basic and Diluted Weighted Average
    Number of Common Shares Outstanding    111,840,000     111,840,000     111,840,000

   The accompanying notes are an integral part of these financial statements.

                                       F-2

                             NEXAM ACQUISITION CORP.
                           A DEVELOPMENT STAGE COMPANY
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
           For the Quarter ended March 31, 2010, and from inception
                  (January 11, 2008) through March 31, 2010

                                                                                   For the
                                                                                    Period
                                                        For the      For the      January 11,
                                                        3-Months     3-Months        2008
                                                         Ended        Ended      (Inception)
                                                       March        March        to March
                                                      31, 2010     31, 2009      31, 2010
                                                      -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES

             Net income (loss)                         $      --    $       --     $ (64,161)

             Issuance of stock for services rendered          --            --        64,161
                                                      -----------   -----------   -----------

NET CASH PROVIDED OR (USED) IN OPERATIONS                     --            --            --

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                  --            --            --

CASH FLOWS FROM FINANCING ACTIVITIES

        None                                                  --            --            --

CASH RECONCILIATION

        Net increase (decrease) in cash                       --            --            --

        Beginning cash balance                                --            --            --
                                                      -----------   -----------   -----------

CASH BALANCE AT END OF PERIOD                          $      --     $      --     $      --
                                                      ===========   ===========   ===========

Noncash Financing and Investment Activities

   Common stock issued for services rendered                  --            --        64,161

Supplemental Cash Flow Information

   Interest paid                                       $      --     $      --     $      --

   Income taxes paid                                   $      --     $      --     $      --

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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting
Standards No. 109 (SFAS 109), Accounting for Income Taxes.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense
(benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended
March 31, 2010.

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

The Company has the following classes of capital stock as of March 31, 2010:

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010, the Company had no cash and no other assets.

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
No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after December 31, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified an recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles is more than its fair value. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The
Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairments at least annually. The provisions of SFAS No. 142 require the completion of an annual impairment test with any impairment recognized in current earnings. The provisions of SFAS No.
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

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended March 31, 2010.

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

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security
          Holders.

          No matter was submitted during the quarter ending March 31, 2010, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

Date: May 4, 2010                  By: /s/ G.J. de Klerk
                                      -----------------------------------
                                      G.J. de Klerk
                                      Chief Executive Officer and
                                      Chief Financial Officer
                                      (Principal Executive Officer)
                                      (Principal Financial Officer)