Form 10-Q
period 2010-09-30
Dutch Oven Gold Group Inc.
filed 2010-10-21
CIK 1411168

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                For the quarterly period ended September 30, 2010

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                         For the transition period from

                         Commission File No. 000-53120

                            Dutch Oven Gold Group Inc.
                         (F/K/A Nexam Acquisition Corp.)
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

As of September 30, 2010, there were 111,840,000 shares of common stock, $.0001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                            DUTCH OVEN GOLD GROUP INC.
                         (F/K/A Nexam Acquisition Corp.)
                           A DEVELOPMENT STAGE COMPANY
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010

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

                            DUTCH OVEN GOLD GROUP INC.
                         (F/K/A Nexam Acquisition Corp.)

                              FINANCIAL STATEMENTS

                            AS OF SEPTEMBER 30, 2010

Dutch Oven Gold Group Inc.
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

                            DUTCH OVEN GOLD GROUP INC.
                         (F/K/A Nexam Acquisition Corp.)
                           A DEVELOPMENT STAGE COMPANY
                                  BALANCE SHEET
                                   (UNAUDITED)
                            As of September 30, 2010

                                     ASSETS

                                                                   September
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

                                       F-1

                            DUTCH OVEN GOLD GROUP INC.
                         (F/K/A Nexam Acquisition Corp.)
                          A DEVELOPMENT STAGE COMPANY
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
         For the Quarter ended September 30, 2010, and from inception
                (January 11, 2008) through September 30, 2010

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
                                            September       September       September
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

                                       F-2

                            DUTCH OVEN GOLD GROUP INC.
                         (F/K/A Nexam Acquisition Corp.)
                           A DEVELOPMENT STAGE COMPANY
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
          For the Quarter ended September 30, 2010, and from inception
                  (January 11, 2008) through September 30, 2010

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
                                                       September      September        September
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

                                       F-3

                             NEXAM ACQUISITION CORP.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Basis of Presentation

Dutch Oven Gold Group Inc. (F/K/A Nexam Acquisition Corp.) (the "Company") was
incorporated under the laws of the State of Delaware on January 11, 2008 and has been inactive since inception.  The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting
Standards No. 109 (SFAS 109), Accounting for Income Taxes.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense
(benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended
September 30, 2010.

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

PLAN OF OPERATION; GOING CONCERN

BACKGROUND OF THE COMPANY

Dutch Oven Gold Group Inc. (F/K/A Nexam Acquisition Corp.) (the "Company") was
organized on January 11, 2008, as a blank check or shell company under the Laws of the State of Delaware. The Company does not currently engage in any business activities that provide cash flow. From inception, the primary activity of the
Company has been directed towards organizational efforts, compliance matters and locating potential merger or acquisition candidates. The Company's primary purpose is to engage in a merger with or acquisition of one or more private domestic or foreign companies.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010, the Company had no cash and no other assets.

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

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended September 30, 2010.

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

                              Dutch Oven Gold Group Inc., a Delaware corporation
                              (Registrant)

Date: October 18, 2010                By: /s/ G.J. de Klerk
                                      -----------------------------------
                                      G.J. de Klerk
                                      Chief Executive Officer and
                                      Chief Financial Officer
                                      (Principal Executive Officer)
                                      (Principal Financial Officer)