Form 10-Q
period 2012-03-31
Dutch Oven Gold Group Inc.
filed 2012-04-23
CIK 1411168

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                For the quarterly period ended March 31, 2012

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

As of March 31, 2012, there were 111,840,000 shares of common stock, $.0001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                            DUTCH OVEN GOLD GROUP INC.
                         (F/K/A Nexam Acquisition Corp.)
                           A DEVELOPMENT STAGE COMPANY
                              FINANCIAL STATEMENTS
                                 MARCH 31, 2012

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

                              AS OF MARCH 31, 2012

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

                            DUTCH OVEN GOLD GROUP INC.
                         (F/K/A Nexam Acquisition Corp.)
                           A DEVELOPMENT STAGE COMPANY
                                  BALANCE SHEET
                                   (UNAUDITED)
                              As of MARCH 31, 2012

                                     ASSETS

                                                                    March
                                                                   31, 2012
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

                                       F-1

                            DUTCH OVEN GOLD GROUP INC.
                         (F/K/A Nexam Acquisition Corp.)
                          A DEVELOPMENT STAGE COMPANY
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
           For the Quarters ended March 31, 2012 and March 31, 2011,
         and from inception (January 11, 2008) through March 31, 2012

                                                                             For the
                                                                             Period
                                             For the         For the       January 11,
                                             3-Months        3-Months         2008
                                              Ended           Ended        (Inception)
                                              March           March          to March
                                             31, 2012        31, 2011        31, 2012
                                           -----------     -----------     -----------

REVENUE                    Sales           $        --     $        --     $        --

                           Cost of sales            --              --              --
                                           -----------     -----------     -----------

     GROSS PROFIT                                   --              --              --

     OPERATING COSTS AND EXPENSES

       GENERAL & ADMINISTRATIVE EXPENSES            --              --          64,161
                                           -----------     -----------     -----------

     TOTAL OPERATING COST AND EXPENSES              --              --          64,161

     NET INCOME (LOSS)                              --              --         (64,161)
                                           ===========     ===========     ===========

NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                         --              --           (0.00)

Basic and Diluted Weighted Average
    Number of Common Shares Outstanding    111,840,000     111,840,000     111,840,000

   The accompanying notes are an integral part of these financial statements.

                                       F-2

                            DUTCH OVEN GOLD GROUP INC.
                         (F/K/A Nexam Acquisition Corp.)
                           A DEVELOPMENT STAGE COMPANY
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
           For the Quarters ended March 31, 2012 and March 31, 2011,
         and from inception (January 11, 2008) through March 31, 2012

                                                                                        For the
                                                                                        Period
                                                        For the        For the        January 11,
                                                        3-Months       3-Months          2008
                                                         Ended          Ended         (Inception)
                                                         March          March          to March
                                                        31, 2012       31, 2011        31, 2012
                                                      -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES

             Net income (loss)                         $      --      $       --      $ (64,161)

             Issuance of stock for services rendered          --              --         64,161
                                                      -----------    -----------      -----------

NET CASH PROVIDED OR (USED) IN OPERATIONS                     --              --             --

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                  --              --             --

CASH FLOWS FROM FINANCING ACTIVITIES

        None                                                  --              --             --

CASH RECONCILIATION

        Net increase (decrease) in cash                       --              --             --

        Beginning cash balance                                --              --             --
                                                      -----------    -----------    -----------

CASH BALANCE AT END OF PERIOD                          $      --     $        --    $        --
                                                      ===========    ===========    ===========

Noncash Financing and Investment Activities

   Common stock issued for services rendered                  --             --          64,161

Supplemental Cash Flow Information

   Interest paid                                       $      --     $       --     $        --

   Income taxes paid                                   $      --     $       --     $        --

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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting
Standards No. 109 (SFAS 109), Accounting for Income Taxes.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense
(benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended
March 31, 2012.

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

The Company has the following classes of capital stock as of March 31, 2012:

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012, the Company had no cash and no other assets.

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

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended March 31, 2012.

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

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security
          Holders.

          No matter was submitted during the quarter ending March 31,
          2012, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

                              Dutch Oven Gold Group Inc., a Delaware corporation
                              (Registrant)

Date: April 22, 2012                  By: /s/ G.J. de Klerk
                                      -----------------------------------
                                      G.J. de Klerk
                                      Chief Executive Officer and
                                      Chief Financial Officer
                                      (Principal Executive Officer)
                                      (Principal Financial Officer)