Form 10-K/A
period 2011-12-31
Dutch Oven Gold Group Inc.
filed 2013-05-06
CIK 1411168

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to DUTCH OVEN GOLD GROUP INC.’s Annual Report on Form 10-K for the annual period ended December 31, 2011, filed with the Securities and Exchange Commission on February 15, 2012 (the “Form 10-K”), is to correct the registrant’s name, and to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

Control by Management.

Management currently owns 100% of all the issued and outstanding capital stock of the Company. Consequently, management has the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

?

Election of the board of directors;

?

Removal of any directors;

?

Amendment of the Company's certificate of incorporation or bylaws; and

?

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

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances. We believed that Section 4(2) was available because:

?

None of these issuances involved underwriters, underwriting discounts or commissions;

?

We placed restrictive legends on all certificates issued;

?

No sales were made by general solicitation or advertising;

?

Sales were made only to accredited investors

In connection with the above transactions, we provided the following to all investors:

?

Access to all our books and records.

?

Access to all material contracts and documents relating to our operations.

?

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

NOTE 1 BUSINESS DESCRIPTION AND ORGANIZATION

Dutch Oven Gold Group Inc. was incorporated in Delaware on January 11, 2008 and has been inactive since inception. Dutch Oven Gold Group, Inc. intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company

Dutch Oven Gold Group, Inc. has not earned any revenue from operations. Accordingly, Dutch Oven Gold Group, Inc. 's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7. Among the disclosures required by SFAS 7 are that Dutch Oven Gold Group, Inc. 's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of Dutch Oven Gold Group, Inc. 's inception.

Dutch Oven Gold Group, Inc. has elected a fiscal year ending on December 31.

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

C.     Income Taxes

Dutch Oven Gold Group, Inc. accounts for income taxes under the Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes."  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to Dutch Oven Gold Group, Inc. not having any material operations for the period ended December 31, 2011.

D.     Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at December 31, 2011 for purposes of computing fully diluted earnings per share.

E.     Impact of New Accounting Standards

Dutch Oven Gold Group, Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Dutch Oven Gold Group, Inc. 's results of operations, financial position, or cash flow.

NOTE 3 SHAREHOLDER'S EQUITY

Preferred Stock

Dutch Oven Gold Group, Inc. 's board of directors has the authority to establish and fix the designation, powers, or preferences of preferred shares without further vote by the shareholders.

Dutch Oven Gold Group, Inc. has the following classes of capital stock as of December 31, 2011:

• Common stock – 250,000,000 shares authorized; $0.0001 par value; 111,840,000 shares issued and outstanding.

• Preferred stock – 20,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding.