Form 10-K/A
period 2012-12-31
Dutch Oven Gold Group Inc.
filed 2013-05-07
CIK 1411168

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to DUTCH OVEN GOLD GROUP INC.’s Annual Report on Form 10-K for the annual period ended December 31, 2012, filed with the Securities and Exchange Commission on February 19, 2013 (the “Form 10-K”), is to correct the name of the registrant, to provide the certifications as separate exhibits, and to  furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

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

Dutch Oven Gold Group, Inc. has the following classes of capital stock as of December 31, 2012:

?

Common stock – 250,000,000 shares authorized; $0.0001 par value; 111,840,000 shares issued and outstanding.

?

Preferred stock – 20,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding.