Form 10-Q
period 2013-03-31
Dutch Oven Gold Group Inc.
filed 2013-05-07
CIK 1411168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-53120

Dutch Oven Gold Group Inc. (F/K/A Nexam Acquisition Corp.)
(Exact name of small business issuer as specified in its charter)

Delaware	To be applied
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. BOX 91983, WEST VANCOUVER, BC, CANADA V7V4S4
(Address of Principal Executive Offices)

604-925-76594
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

DUTCH OVEN GOLD GROUP INC.

(F/K/A Nexam Acquisition Corp.)

A DEVELOPMENT STAGE COMPANY

FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

INDEX

PART I - FINANCIAL INFORMATION

3

Item 1. Financial Statements.

3

Balance Sheet

4

Statements of Operations

5

Statements of Cash Flows

6

Notes to financial statements

7

Note 1 - Description of Business

7

Note 2 - Summary of Significant Accounting Policies

7

Note 3 - Going Concern

8

Note 4 - Shareholder's Equity

8

Item 2. Management's Discussion and Analysis of Financial Condition

9

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

12

Item 4T. Controls and Procedures

12

PART II - OTHER INFORMATION

14

Item 1.   Legal Proceedings.

14

Item 1A.  Risk Factors.

14

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

14

Item 3.   Defaults Upon Senior Securities.

14

Item 4.   Submission of Matters to a Vote of Security Holders.

14

Item 5.   Other Information.

14

Item 6.   Exhibits.

14

SIGNATURES

15

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

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

DUTCH OVEN GOLD GROUP INC.

(F/K/A Nexam Acquisition Corp.)

A DEVELOPMENT STAGE COMPANY

BALANCE SHEET (UNAUDITED)

As of March 31, 2013

March 31 2013

ASSETS
CURRENT ASSETS
Cash	$ --
TOTAL ASSETS	$ --

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued expenses	$ --
TOTAL LIABILITIES	$ --

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock – par value $0.0001, 20,000,000 shares authorized, 0 shares issued and outstanding	--
Common Stock – par value $0.0001, 250,000,000 shares authorized, 111,840,000 shares issued and outstanding	11,184
Additional paid in capital	52,977
Deficit accumulated during development stage	(64,161)
Total Stockholders’ Equity (Deficit)	--

TOTAL LIABILITY AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ --

The accompanying notes are an integral part of these financial statements.

DUTCH OVEN GOLD GROUP INC.

(F/K/A Nexam Acquisition Corp.)

A DEVELOPMENT STAGE COMPANY

STATEMENTS OF OPERATIONS (UNAUDITED)

For the Quarters ended March 31, 2013 and March 31, 2012

and from inception (January 11, 2008) through Marh 31, 2013

	For the 3 months ended March 31, 2013	For the 3 months ended March 31, 2012	January 11, 2008 (inception) to March 31, 2013

REVENUE
Sales	$ --	$ --	$ --
Cost of Sales	--	--	--
GROSS PROFIT	--	--	--

OPERATING COSTS AND EXPENSES
General & Administrative Expenses	--	--	64,161
TOTAL OPERATING COST AND EXPENSES	--	--	64,161

NET INCOME (LOSS)	--	--	(64,161)

NET EARNINGS PER SHARE
Basic and Diluted Net Loss per share	--	--	(0.00)
Basic and Diluted Weighted Average number of Common Shares Outstanding	111,840,000	111,840,000	111,840,000

The accompanying notes are an integral part of these financial statements.

DUTCH OVEN GOLD GROUP INC.

(F/K/A Nexam Acquisition Corp.)

A DEVELOPMENT STAGE COMPANY

STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Quarters ended March 31, 2013 and March 31, 2012

and from inception (January 11, 2008) through Marh 31, 2013

	For the 3 months ended March 31, 2013	For the 3 months ended March 31, 2012	January 11, 2008 (inception) to March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ --	$ --	$ (64,161)
Issuance of stock for services rendered	--	--	64,161
NET CASH PROVIDED OR (USED) IN OPERATIONS	--	--	--

CASH FLOWS FROM INVESTING ACTIVITIES
None	--	--	--

CASH FLOWS FROM FINANCING ACTIVITIES
None	--	--	--

CASH RECONCILIATION
Net increase (decrease) in cash	--	--	--
Beginning cash balance	--	--	--
CASH BALANCE AT END OF PERIOD	$ --	$ --	$ --

NONCASH FINANCING AND INVESTMENT ACTIVITIES
Common stock issued for services rendered	--	--	64,161

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ --	$ --	$ --
Income taxes paid	$ --	$ --	$ --

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

•

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

Item 5.   Other Information.

None

Item 6.   Exhibits.

Exhibit	Description
* 3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 11, 2008.
* 3.2	By-Laws.
31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

* Filed as an exhibit to the Company's Registration Statement on Form 10-12G, as filed with the Securities and Exchange Commission on March 4, 2008 and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dutch Oven Gold Group Inc., a Delaware corporation

(Registrant)

Dated: April 29, 2013

By	/s/ G.J. de Klerk
G.J. de Klerk Chief Executive Officer and Chief Financial Officer (Principal Executive Officer) (Principal Financial Officer)

15