Form 10-Q
period 2014-06-30
Dutch Oven Gold Group Inc.
filed 2014-07-11
CIK 1411168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of June 30, 2014, there were 111,840,000 shares of common stock, $.0001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format:      Yes [  ]     No [X]

DUTCH OVEN GOLD GROUP INC.

(F/K/A Nexam Acquisition Corp.)

A DEVELOPMENT STAGE COMPANY

FINANCIAL STATEMENTS

June 30, 2014

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

DUTCH OVEN GOLD GROUP INC.

(F/K/A Nexam Acquisition Corp.)

A DEVELOPMENT STAGE COMPANY

BALANCE SHEET (UNAUDITED)

As of June 30, 2014

June 30, 2014

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

DUTCH OVEN GOLD GROUP INC.

(F/K/A Nexam Acquisition Corp.)

A DEVELOPMENT STAGE COMPANY

STATEMENTS OF OPERATIONS (UNAUDITED)

For the Quarters ended June 30, 2014and June 30, 2013

and from inception (January 11, 2008) through June 30, 2014

	For the 3 months ended June 30, 2014	For the 3 months ended June 30, 2013	January 11, 2008 (inception) to June 30, 2014

REVENUE
Sales	$ --	$ --	$ --
Cost of Sales	--	--	--
GROSS PROFIT	--	--	--

OPERATING COSTS AND EXPENSES
General & Administrative Expenses	--	--	64,161
TOTAL OPERATING COST AND EXPENSES	--	--	64,161

NET INCOME (LOSS)	--	--	(64,161)

NET EARNINGS PER SHARE
Basic and Diluted Net Loss per share	--	--	(0.00)
Basic and Diluted Weighted Average number of Common Shares Outstanding	111,840,000	111,840,000	111,840,000

The accompanying notes are an integral part of these financial statements.

DUTCH OVEN GOLD GROUP INC.

(F/K/A Nexam Acquisition Corp.)

A DEVELOPMENT STAGE COMPANY

STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Quarters ended June 30, 2014 and June 30, 2013

and from inception (January 11, 2008) through June 30, 2014

	For the 3 months ended June 30, 2014	For the 3 months ended June 30, 2013	January 11, 2008 (inception) to June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ --	$ --	$ (64,161)
Issuance of stock for services rendered	--	--	64,161
NET CASH PROVIDED OR (USED) IN OPERATIONS	--	--	--

CASH FLOWS FROM INVESTING ACTIVITIES
None	--	--	--

CASH FLOWS FROM FINANCING ACTIVITIES
None	--	--	--

CASH RECONCILIATION
Net increase (decrease) in cash	--	--	--
Beginning cash balance	--	--	--
CASH BALANCE AT END OF PERIOD	$ --	$ --	$ --

NONCASH FINANCING AND INVESTMENT ACTIVITIES
Common stock issued for services rendered	--	--	64,161

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ --	$ --	$ --
Income taxes paid	$ --	$ --	$ --

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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended June 30, 2014.

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

The Company has the following classes of capital stock as of June 30, 2014:

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2014, the Company had no cash and no other assets.

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

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended June 30, 2014.

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

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2014, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

Dated: July 8, 2014

By	/s/ G.J. de Klerk
G.J. de Klerk Chief Executive Officer and Chief Financial Officer (Principal Executive Officer) (Principal Financial Officer)

15