Form 10-K
Dutch Oven Gold Group Inc.
filed 2018-01-10
CIK 1411168

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the common stock held by non-affiliates of the issuer was $0.00 on June 30, 2017.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of January 10, 2018, there were 111,840,000 shares of common stock, par value $0.0001, outstanding.

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

Control by Management.

Management currently owns 100% of all the issued and outstanding capital stock of the Company. Consequently, management has the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

Election of the board of directors;

Removal of any directors;

Amendment of the Company's certificate of incorporation or bylaws; and

Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

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

Item 4.   Submission of Matters to Vote of Security Holders.

For the period from the inception of the Company on January 11, 2008 to December 31, 2017 there have been no matters submitted to the vote of the security holders.

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

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances. We believed that Section 4(2) was available because:

None of these issuances involved underwriters, underwriting discounts or commissions;

We placed restrictive legends on all certificates issued;

No sales were made by general solicitation or advertising;

Sales were made only to accredited investors

In connection with the above transactions, we provided the following to all investors:

Access to all our books and records.

Access to all material contracts and documents relating to our operations.

The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2017, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Rampart Capital Corp has created 1261588 Alberta Ltd., in Edmonton Alberta. The company purchased 126.44 acres within the city limits of St. Albert, Alberta. Currently Rampart is working with city counsel to obtain approval for multi purpose real estate development including the use of geothermal and gray water technology. Total project will be completed by 2017 and include commercial, light industrial and more than 1400 housing units.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2017 and written representations that no other reports were required, the Company believes that believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

(1)Based upon 111,840,000 shares of Common Stock issued and outstanding as of December 31, 2017.

(2)The beneficial ownership includes all shares owned by Mr. Gerry J. de Klerk, as well as all shares members of his direct family or affiliates thereof. Mr. de Klerk's shares includes 31,340,000 held in his own name, 5,000,000 shares held by his son, Richard de Klerk, and 5,000,000 shares held by his daughter, Melanie de Klerk.

(3)Stifftung is a Switzerland Trust controlled by Mr. Frederick Kranz.

(4)The beneficial ownership includes all shares owned by Performance Securities S.A, as well as all shares of its subsidiary, Performance Securities Limited. Performance Securities SA shares include 9,182,000 held in its name, and 4,318,000 shares held by Performance Securities Limited, a subsidiary of Performance Securities SA. The President of Performance Securities S.A is Mr. Rosauro Casares and the Treasurer is Mr. Carlos Prieto. Messrs. Rosauro Casares and Carlos Prieto exercises control over Performance Securities S.A.

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

Audit-Related Fees

There were no fees billed by SJHL for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2017.

Tax Fees

There were no fees billed by SJHL for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2017.

All Other Fees

There were no fees billed by SJHL for other products and services for the fiscal year ended December 31, 2017.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits:

Exhibit No.	Description
3.1*	Certificate of Incorporation
3.2*	By-laws
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2017

31.2

Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2017

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

DUTCH OVEN GOLD GROUP INC.

/s/ G.J. de Klerk
Dated: January 10, 2018	By:
G.J. de Klerk
President and Director
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ G.J. de Klerk	President, Secretary, Chief	January 10, 2018
G.J. de Klerk	Financial Officer and Sole Director

THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED OR AUDITED BY OUR INDEPENDENT AUDITORS.

DUTCH OVEN GOLD GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

(UNAUDITED)

As of December 31, 2017
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

DUTCH OVEN GOLD GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Year ended December 31, 2017	January 11, 2008 (inception) to December 31, 2017
Revenues
Revenues	$ -	$ -
Total Revenues	-	-

Operating Costs and Expenses
General & Administrative Expenses	64,161	64,161
Total Operating Costs and Expenses	64,161	64,161

Net Income (Loss)	$ (64,161)	$ (64,161)

Basic and diluted loss per common share	$ (0.00)	$ (0.00)
Basic and diluted weighted average
Common shares outstanding	111,840,000	111,840,000

The accompanying notes are an integral part of these financial statements.

CH OVEN GOLD GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	Additional Paid In Capital	(Deficit Accumulated during the development stage)	Total
Balance at January 10, 2008 (inception)	0	$ 0	$ 0	$ 0	$ 0
Common shares issued for services to founder at $.0001 per share, January 11, 2008	31,340,000	3,134	-	-	$ 3,134
Common shares issued for services rendered at $.0005 per share, June 3, 2008	50,818,000	5,082	20,327	-	25,409
Common shares issued for services rendered at $.0012 per share, June 3, 2008	29,182,000	2,918	32,100	-	35,018
Common shares issued for services rendered at $.0012 per share, October 1, 2008	500,000	50	550	-	600
Net loss		-	-	(64,161)	(64,161)
Balance at December 31, 2017	111,840,000	$ 11,184	$ 52,977	$ (64,161)	$ -

The accompanying notes are an integral part of these financial statements.

DUTCH OVEN GOLD GROUP INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

Year ended December 31, 2017
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

AS OF DECEMBER 31, 2017

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

C.     Income Taxes

Dutch Oven Gold Group, Inc. accounts for income taxes under the Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes."  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to Dutch Oven Gold Group, Inc. not having any material operations for the period ended December 31, 2017.

D.     Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at December 31, 2017 for purposes of computing fully diluted earnings per share.

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

Dutch Oven Gold Group, Inc. has the following classes of capital stock as of December 31, 2017:

Common stock –250,000,000 shares authorized; $0.0001 par value; 111,840,000 shares issued and outstanding.

Preferred stock –20,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding.